Form 10QSB
period 2000-03-31
MEGAWORLD INC
filed 2000-06-15
CIK 1061040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                               -------------------------------------------------
                                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number              000-29795
                       ---------------------------------------------------------

                                 MegaWorld, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        DELAWARE                                                     11-3118271
---------------------------------------------------------        --------------------------------------------------
             (State or other jurisdiction of                          (I.R.S. Employer Identification Number)
             incorporation or organization)

6250 North Houston Rosslyn Road, Houston, Texas                                         77091
---------------------------------------------------------        --------------------------------------------------
    (Address of principal executive offices)                                          (Zip Code)

                                 (713) 462-6906
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,335,706 shares outstanding as of May 31, 2000.

                                 MEGAWORLD, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                         PAGE NO.
                                                                                                       --------
         Item 1. Financial Statement...................................................................... 3

                  Condensed Consolidated Balance Sheets (Unaudited)
                           March 31, 2000 and September 30, 1999...........................................3

                  Condensed Consolidated Statements of Operations (Unaudited)
                           Three Months and Six Months Ended
                           March 31, 2000 and 1999.........................................................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended
                           March 31, 2000 and 1999.........................................................5

                  Notes to Interim Financial Statements....................................................6

         Item 2.  Management's Discussion and
                           Analysis of Plan of Operation...................................................7

PART II..OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................................................11

         Item 5.  Other Information ......................................................................12

         Item 6.  Exhibits and Reports on Form 8-K........................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENT
                        MEGAWORLD, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,     SEPT 30,
                                                         2000          1999
                                                       --------    -----------
                                                      (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................   $    72     $     37
   Receivables from related party ..................        15           15
   Other current assets ............................        29           29
   Discontinued operations .........................     3,766        3,969
                                                       -------     --------
       TOTAL CURRENT ASSETS ........................     3,892        4,050

Property and equipment, net ........................       417          347
Asset held for sale ................................       622          622
Other assets, net ..................................        53           27
                                                       -------     --------
       TOTAL ASSETS ................................   $ 4,974     $  5,046
                                                       =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................   $    98     $   --
   Accrued liabilities .............................       681          567
   Advance from investors ..........................       688          513
   Amounts due to stockholders and affiliates ......     1,947        1,449
   Discontinued operations .........................     6,638        6,397
                                                       -------     --------
       TOTAL CURRENT LIABILITIES ...................    10,052        8,926

Long-term debt .....................................       --          --

CONTINGENCIES (NOTE 2) .............................       --          --

STOCKHOLDERS' DEFICIT:
Common stock; $.0001 par value; 100,000,000 shares
authorized;
       40,220,706 and 40,180,706 shares issued and
outstanding in 2000 and 1999, respectively ......            4            4
   Additional paid-in capital .....................      8,516        7,999
   Accumulated deficit ............................    (13,598)     (11,883)
                                                      --------     --------
       TOTAL STOCKHOLDERS' DEFICIT ................     (5,078)      (3,880)
                                                      --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $  4,974     $  5,046
                                                      ========     ========


  The accompanying notes are an integral part of these financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                      THREE MONTHS              SIX MONTHS
                                      ENDED MARCH 31,          ENDED MAR 31,
                                 ----------------------   ---------------------
                                    2000        1999        2000        1999
                                 ----------   ---------   ---------   ---------
REVENUE:
     Other .....................   $      4    $    --     $      6    $    --
                                   --------    --------    --------    --------
          Total revenue ........          4         --            6         --

COSTS AND EXPENSES:
     Selling and marketing
expenses .......................        100          12         192          12
     General and administrative
expenses .......................        903         190       1,090         315
                                   --------    --------    --------    --------
     Total costs and
expenses .......................      1,003         202       1,282         327
                                   --------    --------    --------    --------
LOSS BEFORE Discontinued
operations .....................       (999)       (202)     (1,275)       (327)

       Discontinued
operations .....................       (421)        129        (439)        186
                                   --------    --------    --------    --------
Net loss to common
shareholders ...................   $ (1,420)   $    (73)   $ (1,714)   $   (141)
                                   ========    ========    ========    ========
LOSS PER SHARE:
    Loss from continuing
      operations per common
      share:
           Basic and diluted ...      (0.02)      (0.01)      (0.03)      (0.01)

Loss from discontinued operations
per common share:
           Basic ...............      (0.01)        --        (0.01)        --

NET LOSS:
           Basic ...............      (0.03)        --        (0.04)      (0.01)

Weighted average shares -
basic ..........................     40,221      33,781      40,205      27,567
                                   --------    --------    --------    --------

  The accompanying notes are an integral part of these financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                               SIX MONTHS
                                                               ENDED MAR 31,
                                                          ---------------------
                                                             2000         1999
                                                          ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................     $(1,714)     $  (141)
Adjustments to reconcile net loss to net cash
(used) provided by
    operating activities:

Non-cash compensation ................................         500           --

Changes in current assets and liabilities
        Receivables and advances .....................           5          (14)
        Other current assets .........................         (26)         (47)
        Accounts payable .............................         107          (11)
        Other current liabilities ....................         104          234
Discontinued operations ..............................         434          343
                                                           -------      -------
            Net cash (used) provided by
operating activities .................................        (585)         364

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase property and equipment ..............         (70)        (346)
                                                           -------      -------
            Net cash used by investing
activities ...........................................         (70)        (346)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock ...........          16            3
        Proceeds from notes payable-shareholder ......          74
        Proceeds from notes payable  .................         600
                                                           -------      -------
            Net cash provided by financing
activities ...........................................         690            3
                                                           -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............          35           21

CASH AND CASH EQUIVALENTS:
        Beginning of period ..........................          37            0
                                                           -------      -------
        End of period ................................     $    72      $    21
                                                           =======      =======


  The accompanying notes are an integral part of these financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

         The consolidated financial statements reflect the accounts of MegaWorld, Inc. and its majority and wholly owned subsidiaries ("MegaWorld" or the "Company"), and the effect of discontinued operations. The Company's consolidated statements of operations, which include the results of Total Building Systems, Inc., have been adjusted to reflect TBS in discontinued operations.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 310 of Regulation S-B for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal period ended September 30, 1999. The results of operations for the three months and six months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

         Amounts in the March 31, 1999 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

2.          SIGNIFICANT DEVELOPMENTS

Foreclosure on TBS assets and Discontinuance of the Modular Building Operation

         In March 2000, the Company's primary lender initiated foreclosure proceedings on the land and buildings, used in the modular building operation, which secured the outstanding bank debt. The Company is in current negotiations to finalize the terms of the settlement arrangement on the foreclosure. In May 2000, the Company adopted a plan to sell its assets utilized in the modular building manufacturing operation of the business. The completion of the sale of such assets is expected to occur during the fourth quarter of fiscal 2000. Management does not anticipate recognizing a loss on disposal in connection with the discontinued operation.

Employment Agreement Termination

         In March 2000, the Company negotiated termination of an employment agreement. Under the terms, the Company would reduce the option price to the former employee to $0.0001 from the original exercise price which approximated fair value of the stock at the grant date. This re-pricing of 400,000 options created $500,000 compensation expense to the Company as the options had previously vested.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In accordance with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-QSB which are forward-looking involve risks and uncertainties that may impact the Company's results of operations. When used herein, the words "believe", "anticipate", "estimate", "expect", "should" and similar expressions are intended to identify such forward-looking statements. While these forward-looking statements are made in good faith, no statement should be relied upon as predictions of future events. In addition, future operating markets, the ability to obtain new licensing/development fees, competition, legal and other conditions could cause actual results to differ materially from those in the forward-looking statements.

         The primary objective of MegaWorld is to provide telecom, Internet and data network communications services from the United States to international and domestic destinations. The business objectives of MegaWorld include providing high-speed Internet access to domestic Internet service providers ("ISPs"), long distance connections to international telephone carriers, and Voice over Internet Protocol ("VoIP") transportation of voice, data and multimedia services from the United States to select global destinations.

         The Company's communications services are based on various methods of transmitting data through telephone lines ("circuit-switched") and by dividing the information into small "packets" that are individually routed primarily through Internet connectors ("packet-switched"). The Company intends to integrate circuit-switched data transmissions with packet-switched technologies and currently markets these products and services to domestic and international wholesale communication providers, Internet service providers and telephone companies. To date no significant revenues have been generated from its operations.

         The Company has designed a core network of operations to accommodate not only circuit-switched telecommunications but also "real-time" (i.e., the operation of virtually simultaneous input and response) Internet communications and other packet-switched communications. In designing its core network, the Company incorporated what it believes to be the most advanced data network technology available, including ATM core network packet switches that can support up to 2.5 gigabytes of data transfer per second, IP (Internet Protocol) Routers, fiber optic cables, and satellite communication networks. The Company currently purchases its network servers from Sun Microsystems, Inc., its system software from Oracle Corp. and its data network provider services from Level 3 Communications, Inc. ("Level 3"). The Company maintains its network servers and much of its other network equipment under co-location agreements with Level 3, which provides worldwide telecommunications access for the Company. In connection with these agreements, the Company maintains a direct fiber optic connection to Level 3, enabling the Company to provide the same type of service as Level 3 and making the Company a "Tier I" Internet access provider.

         The Company believes that most telecommunications providers and virtually all wireless communications providers operate under Signaling System number 7 software ("SS7"), which controls the dialing and routing of connections. The Company's network also uses servers with SS7 technology, which enables the Company to effectively communicate with both traditional cable and wireless network systems. This allows the Company's network to integrate with the communications networks of other telecommunications providers and to take advantage of the same network efficiencies as the large network providers, thus reducing access time and costs. Moreover, the Company is developing new software, which will enable it to offer Internet access which management believes to be more efficient and higher speed than is currently available in the marketplace. The Company plans to begin beta testing of this new software during June 2000 with two or three test sites. The Company intends to complete the beta testing and launch the system to Internet service providers and other service providers, such as telephone companies, on or about July 1, 2000.

         During prior periods, the Company operated Total Building Systems, Inc. which was classified as discontinued operations as of March 31, 2000. TBS is a five-year-old company that operated two manufacturing facilities in Houston, Texas, for the production of modular structures, primarily for customers in the oil and gas industry. As a result of a significant sustained downturn in the oil and gas industry, management discontinued all TBS operations in May 2000 and has made plans to dispose of all TBS assets.

         The second quarter produced a loss from continuing operations of $999,000. However, significant progress was made during the quarter in completing the infrastructure required for certain telecommunications products and services to be offered by the Company. Although revenues were not recognized from these projects in the second quarter, continuing revenue streams from these projects are expected to begin in succeeding quarters.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Revenue totaling $4,000 was recognized for the three months ended March 31, 2000, with no revenue recognized for the three months ended March 31, 1999. Revenues were derived from the communications division.

         The costs related to revenue generation were minimal and had no impact on the income statement for either period compared.

         Selling and marketing expenses increased $88,000, or 733%, to $100,000 from $12,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The quarter ended March 31, 2000 reflects hiring additional sales personnel, benefit expenses, and additional related expenses to support the sales functions. The March 31, 1999 figure includes personnel on a consulting basis only.

         General and administrative expenses were higher for the three months ended March 31, 2000 over the three months ended March 31, 1999 by $713,000. Of the total increase, $107,000 and $20,000 were attributable to higher legal fees and accounting fees respectively compared to the same period in 1999. These fees were incurred, in part, to meet the reporting requirements associated with being a public company. The additional $500,000 increase relates to non-cash compensation expense (see note 2 to the condensed consolidated financial statements).

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         Revenue increased $6,000 from no revenue recognized for the six months ended March 31, 1999, to $6,000 for the six months ended March 31, 2000. All revenue was generated in the communications division.

         The costs related to revenue generated were minimal and had no impact on the income statement for either period compared.

         Selling and marketing expenses increased $179,000, to $191,000 for the six months ended March 31, 2000 as compared to $12,000 for the prior year period. The increase is a result of hiring permanent sales personnel, benefit expenses and related expenses to support the sales function. The prior comparable period only recognized consulting personnel.

         General and administrative expenses increased by $774,000, or 245%, for the six months ended March 31, 2000 as compared to the same period in 1999. Salary and benefit expense was higher by $45,000, comparing $188,000 and $143,000 for the six months ended March 31, 2000 and March 31, 1999 respectively. The six months ended March 31, 2000 represents a full six months, whereas the compared prior period reflected expenses from the date of acquisition, November 11, 1998. Accounting and legal fees increased $59,000 and $111,000 respectively for the six months ended March 31, 2000 as compared to the same period in 1999. These increased costs, in part, are a result of required audit and related fees for fulfilling the reporting requirements of being a public company. Equipment rental increased by $8,000 for the March 31, 2000 period, as compared to March 31, 1999, from $3,000 to $11,000. The increase results from purchases to support the communications division. The additional $500,000 increase relates to non-cash compensation expense (see note 2 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 the Company had cash and cash equivalents of $72,000 representing an increase of $51,000 since March 31, 1999. Net cash used by operating activities was $585,000 for the six months ended March 31, 2000, compared to cash generated from operations of $364,000 for the six months ended March 31, 1999. The $949,000 increase in cash used by operations primarily reflects the operating loss of $1,214,000 for the six months ended March 31, 2000.

         Limited access to working capital and long-term capital, to date, has effectively controlled the speed in which the Company has been able to implement its business plan. The business plan has been and will continue to be implemented as fast as funding is available and on a business opportunity or project basis. The net effect has been reduced gross revenues, profits and returns to investors. The Company's principal cash requirements to date have been to fund working capital and to service its debts. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans from the Chairman and extensions of credit from vendors in order to meet its working capital requirements.

         The Company has made arrangements to meet a significant portion of its future capital requirements, and the Company is involved in discussions with other potential sources to satisfy its remaining future capital needs. The Company anticipates that within a few months after the infrastructure for the Communications Division has been implemented and commercial service initiated, the Company will be able to satisfy its funding requirements for operations from such revenue.

         CURRENT ARRANGEMENTS AND PRIOR PERIODS

         On August 10, 1998, Charles D. McPhail and JoyVer Investments, LLC entered into a term promissory note with Compass Bank providing for a loan of $3,765,000 secured by a deed of trust with security agreement and assignment of rents and leases on TBS's Northwest Houston modular manufacturing facility. The loan provided for an interest rate of 8.5 % per annum to be paid in 180 monthly installments, with the last payment due on August 10, 2013. This note was assumed by the Company in the Merger. In May 2000, the Company reached an agreement with Compass Bank whereby the Bank would foreclose on the mortgage and apply the proceeds of the sale of the facility to the mortgage and to the balance due on the Revolving Loan between the Company and Compass Bank. The Company estimates that after the foreclosure, it will owe approximately $785,000 to Compass Bank.

         Effective March 12, 1998, the Company entered into an agreement with Compass Bank under with MegaWorld could request revolving loans from time to time in an aggregate amount not to exceed $1,000,000 (the "Revolving Loan"), with Charles D. McPhail as guarantor. The Revolving Loan provided for an interest rate of prime rate plus one-half percent per annum and was collateralized by the Company's accounts, general intangibles, inventory and all proceeds, products, additions and substitutions thereof. The Revolving Loan was due on August 31, 1999. In connection with the Revolving Loan, the Company and Charles D. McPhail agreed to subordinate a $397,610 note held by Charles D. McPhail as lender to the Company. As of December 31, 1999, the Company had borrowed $1,000,000 under the Revolving Loan and was not in compliance with its covenant to maintain a minimum tangible net worth of at least $1,500,000 under the Revolving Loan agreement. In May, 2000, the Company reached an agreement with Compass Bank whereby the Bank would foreclose on certain property on which it held a mortgage, consolidate all outstanding loans owed by the Company and apply the proceeds of the sale of the property to the consolidated loans. The Company estimates that after the foreclosure, it will owe approximately $785,000 to Compass Bank on a note at 9.5% annual interest with monthly payments of interest due and the balance due on November 1, 2000.

         The Company entered into seven 12% convertible promissory notes which are due on various dates between April 29, 2000 and June 30, 2000. The Company is currently in default on 6 of these notes, totaling $263,000, and may default on the remaining note which is due on June 30, 2000. The Company is currently negotiating with the noteholders to extend the due date of the notes or to encourage conversion of the notes into shares of Common Stock of the Company.

         The Company has entered into revolving loan agreements with Mr. McPhail dated as of December 15, 1998, and with JoyVer Investments, LLC dated as of December 15, 1998, each provided for loans to the Company from time to time of up to $600,000. As of December 31, 1999, the outstanding balance on each loan was $40,250 and $594,738, respectively. In addition, Mr. Giamalvo has submitted claims for expense reimbursements in the aggregate amount of $185,000 which are disputed, in part, by the Company. See "Legal Proceedings." TBS entered into another revolving loan agreement with Mr. McPhail providing for up to $600,000 from time to time with an outstanding balance of $297,419 as of December 31, 1999. Each of these loans is payable on demand and carries an interest rate of 6%. The Company is not in default on any of these notes. Although Mr. McPhail has indicated that he currently does not intend to demand payment at any time in the foreseeable future, he has not waived any rights in connection with such indebtedness and he may elect to demand payment at any time. The Company is attempting to negotiate a settlement with respect to all claims against the Company by Mr. Giamalvo. See "Legal Proceedings."


         FUTURE NEEDS

         The Company anticipates that it will require between $5 and $6 million per year over a two year period to develop the infrastructure required to implement its business plan and initiate the delivery of commercial services in each of the categories contained in its business plan. However, the international telecommunications industry is highly regulated. There can be no assurance that the Company's business plan can be implemented for the anticipated cost or within the anticipated period.

         The Company has taken several steps to address its capital needs and liquidity requirements. In March and April, 2000, the Company agreed to discharge $624,707 (49.8%) of TBS' outstanding trade payables in exchange for common stock of the Company. In May 2000, the Company received $205,200 in consideration for the issuance and sale of 135,000 shares of its common stock. On June 9, 2000 MegaWorld entered into a contract with Cabletron Systems, Inc. ("Cabletron"), a leading supplier of telecommunications equipment, for the issuance of 1,500,000 shares of MegaWorld common stock in consideration for $250,000 in cash and telecommunications equipment valued at $2,250,000. In addition, Cabletron has agreed to purchase an additional 166,666 shares of common stock for $250,000 in cash when MegaWorld has collected an aggregate of $2 million in revenue from its service provider business and Cabletron has agreed to make another such purchase when MegaWorld has collected an aggregate of $4 million from its service provider business.

         The Company anticipates that it will address the remainder of its liquidity and capital requirements through a private placement of its common stock. There can be no assurance, however, that such private placement will be successful or that the Company will otherwise be successful in obtaining sufficient funds to meet its capital and liquidity needs.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Effective May 1, 2000, certain stockholders of MegaWorld removed Michael Giamalvo as a director of the Company through action by written consent, however, Mr. Giamalvo remains President of MLI and is a stockholder of the Company. After removal of Mr. Giamalvo as a director of the Company, the Company began negotiations to rescind the still uncompleted transaction in which the Company had entered into an agreement to acquire all outstanding shares of Castello Ratti Enterprises

Srl (the "Castle Acquisition Agreement"), a company whose principal asset is its 40-year leasehold interest in a 1,000-year-old Italian castle. The Company also
(i) sought to recover common stock issued to Mr. Giamalvo to extend the Company's deferred payment obligations under the Castle Acquisition Agreement and (ii) attempted to settle a dispute with Mr. Giamalvo concerning cash amounts due under his employment agreement with respect to base salary and his reimbursement for payment of business-related expenses. On May 19, 2000, the Company filed a demand for arbitration with the American Arbitration Association in Houston, Texas and also filed a lawsuit in Harris County District Court (Case No. 2000-25344) to resolve these issues. On June 1, 2000, Mr. Giamalvo filed a demand for arbitration with the American Arbitration Association in New York City, New York, claiming (i) $472,500 due under the Castle Acquisition Agreement and (ii) amounts to be determined after a full accounting with respect to that certain Castle Funding Agreement dated November 11, 1998 between the Company and Mr. Giamalvo pursuant to which the Company agreed to extend its deferred payment obligations and to make arrangements for such deferred payments. The situation may result in extended arbitration or litigation, which may consume substantial amounts of the Company's financial and managerial resources.

ITEM 5.  OTHER INFORMATION

         The Company's principal historic revenue generating activities have been associated with is construction and fabrication of modular structures, primarily for the energy, transportation and telecommunications industries, through its Total Building Systems, Inc. subsidiary ("TBS"). As a result of (i) a sustained downturn in the domestic energy services industry, (ii) TBS' inability to develop sufficient product lines that were not oil and gas dependent and (iii) management's belief that the MegaWorld's telecommunications business was likely to yield a higher return on investment than TBS, management discontinued all TBS operations in May 2000 and made plans to dispose of all TBS assets.

         The modular manufacturing facility of TBS was located in Northwest Houston and was subject to a mortgage which secured the principal amount of $3,765,000, and advances pursuant to a $1,000,000 revolving credit promissory note, each held by Compass Bank. In May 2000, the Company reached an agreement with Compass Bank whereby the Bank foreclosed on the mortgage and agreed to apply the proceeds of the sale of the facility to the mortgage and amounts outstanding pursuant to the revolving credit loan agreement between the Company and Compass Bank. In connection with this agreement, the Company granted to Compass Bank a security interest in all the personal property of TBS and agreed to sell all TBS personal property on or before July 31, 2000. Pursuant to the agreement, the Company owes a deficiency of $784,615 to Compass Bank. This amount is to be paid in monthly installments of interest with the balance due on November 10, 2000 and bears interest at a rate of 9.5% per annum. MegaWorld and TBS have agreed to guaranty repayment of the deficiency for the benefit of Compass Bank.

         On May 19, 2000, management entered into an agreement with Machinery Acquisition, Inc. ("MAI") whereby MAI purchased all of the tangible personal property of TBS for $265,000, except certain items considered to be a part of the real property located at TBS' Northwest Houston facility described above. In early to mid-July, 2000, Plant Machinery, Inc. ("PMI"), an affiliate of of MAI, will auction the assets of TBS. From the proceeds of the auction, MAI will recover a total of $315,000, which equals $50,000 in expenses and the $265,000 in cash paid to the Company. Any additional proceeds from the auction will be paid 65% to the Company and 35% to MAI.

         Finally, the Company holds a lease to the heavy fabrication/single-lift facility of TBS, located in

East Houston, and is currently negotiating the termination of the lease.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Letter Agreement, dated May 19, 2000, between the Company and Machinery Acquisitions International, Inc. and Plant & Machinery, Inc.

                  10.2 Settlement and Deficiency Agreement, dated as of March 28, 2000, between Total Building Systems, Inc., JoyVer Investments, LLC and Charles D. McPhail and Compass Bank.

                  10.3 Guaranty of TBS and the Company with respect to the Deficiency for the benefit of Compass Bank.

                  27       Financial Data Schedule

         (b)      Reports of Form 8-K:

                  None

                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MEGAWORLD, INC.

                                               /s/ CHARLES D. McPHAIL
Date: June 15, 2000                            ---------------------------------
                                               Charles D. McPhail,
                                               President and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 10.1          Letter Agreement, dated May 19, 2000, between the
               Company and Machinery Acquisitions International,
               Inc. and Plant & Machinery, Inc.

 10.2 Settlement and Deficiency Agreement, dated as of March 28, 2000, between Total Building Systems, Inc., JoyVer Investments, LLC and Charles D. McPhail and
               Compass Bank.

 10.3 Guaranty of TBS and the Company with respect to the Deficiency for the benefit of Compass Bank.

 27            Financial Data Schedule