Form 10QSB/A
period 2000-03-31
MEGAWORLD INC
filed 2000-06-19
CIK 1061040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A
                                AMENDMENT NO. 1
(Mark One)


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

         Item 1.  Legal Proceedings ......................................................................11

         Item 5.  Other Information ......................................................................12

         Item 6.  Exhibits and Reports on Form 8-K........................................................13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENT
                        MEGAWORLD, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,     SEPT 30,
                                                         2000          1999
                                                       --------    -----------
                                                      (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................   $    72     $     37
   Receivables from related party ..................        15           15
   Other current assets ............................        29           29
   Discontinued operations .........................     3,766        3,969
                                                       -------     --------
       TOTAL CURRENT ASSETS ........................     3,882        4,050

Property and equipment, net ........................       417          347
Asset held for sale ................................       622          622
Other assets, net ..................................        53           27
                                                       -------     --------
       TOTAL ASSETS ................................   $ 4,974     $  5,046
                                                       =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................   $    98     $   --
   Accrued liabilities .............................       681          567
   Advance from investors ..........................       688          513
   Amounts due to stockholders and affiliates ......     1,947        1,449
   Discontinued operations .........................     6,638        6,397
                                                       -------     --------
       TOTAL CURRENT LIABILITIES ...................    10,052        8,926

Long-term debt .....................................       --          --

CONTINGENCIES (NOTE 2) .............................       --          --

STOCKHOLDERS' DEFICIT:
Common stock; $.0001 par value; 100,000,000 shares
authorized;
       40,220,706 and 40,180,706 shares issued and
outstanding in 2000 and 1999, respectively ......            4            4
   Additional paid-in capital .....................      8,516        7,999
   Accumulated deficit ............................    (13,598)     (11,883)
                                                      --------     --------
       TOTAL STOCKHOLDERS' DEFICIT ................     (5,078)      (3,880)
                                                      --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $  4,974     $  5,046
                                                      ========     ========



  The accompanying notes are an integral part of these financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                      THREE MONTHS              SIX MONTHS
                                      ENDED MARCH 31,          ENDED MAR 31,
                                 ----------------------   ---------------------
                                    2000        1999        2000        1999
                                 ----------   ---------   ---------   ---------
REVENUE:
     Other .....................   $      4    $    --     $      6    $    --
                                   --------    --------    --------    --------
          Total revenue ........          4         --            6         --

COSTS AND EXPENSES:
     Selling and marketing
expenses .......................        100          12         192          12
     General and administrative
expenses .......................        903         190       1,089         315
                                   --------    --------    --------    --------
     Total costs and
expenses .......................      1,003         202       1,281         327
                                   --------    --------    --------    --------
LOSS BEFORE Discontinued
operations .....................       (999)       (202)     (1,275)       (327)

       Discontinued
operations .....................       (421)        129        (439)        186
                                   --------    --------    --------    --------
Net loss to common
shareholders ...................   $ (1,420)   $    (73)   $ (1,714)   $   (141)
                                   ========    ========    ========    ========
LOSS PER SHARE:
    Loss from continuing
      operations per common
      share:
           Basic and diluted ...      (0.02)      (0.01)      (0.03)      (0.01)

Loss from discontinued operations
per common share:
           Basic ...............      (0.01)        --        (0.01)        --

NET LOSS:
           Basic ...............      (0.03)        --        (0.04)      (0.01)

Weighted average shares -
basic ..........................     40,221      33,781      40,205      27,567
                                   --------    --------    --------    --------


  The accompanying notes are an integral part of these financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                               SIX MONTHS
                                                               ENDED MAR 31,
                                                          ---------------------
                                                             2000         1999
                                                          ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................     $(1,714)     $  (141)
Adjustments to reconcile net loss to net cash
(used) provided by
    operating activities:

Non-cash compensation ................................         500           --

Changes in current assets and liabilities
        Receivables and advances .....................           5          (14)
        Other current assets .........................         (21)         (47)
        Accounts payable .............................         107          (11)
        Other current liabilities ....................         104          234
Discontinued operations ..............................         434          343
                                                           -------      -------
            Net cash (used) provided by
operating activities .................................        (585)         364

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase property and equipment ..............         (70)        (346)
                                                           -------      -------
            Net cash used by investing
activities ...........................................         (70)        (346)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock ...........          16            3
        Proceeds from notes payable-shareholder ......          74
        Proceeds from notes payable  .................         600
                                                           -------      -------
            Net cash provided by financing
activities ...........................................         690            3
                                                           -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............          35           21

CASH AND CASH EQUIVALENTS:
        Beginning of period ..........................          37            0
                                                           -------      -------
        End of period ................................     $    72      $    21
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



                                               MEGAWORLD, INC.


                                               /s/ CHARLES D. McPHAIL
Date: June 16, 2000                            ---------------------------------
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