Form 10QSB
period 2000-06-30
MEGAWORLD INC
filed 2000-08-15
CIK 1061040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------------

Commission File Number              000-29795
                       --------------------------------------------------------

                                 MegaWorld, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                             11-3118271
-----------------------------------   -----------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)


6250 North Houston Rosslyn Road, Houston, Texas              77091
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)



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

Yes   X      No
     ----       ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,042,372 outstanding as of August 11, 2000.

                                MEGAWORLD, INC.

                                     INDEX


                                                                                       PAGE NO.
                                                                                       --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................    3

                  Condensed Consolidated Balance Sheets (Unaudited)
                           June 30, 2000 and September 30, 1999.......................    3

                  Condensed Consolidated Statements of Operations (Unaudited)
                           Three Months and Nine Months Ended
                                    June 30, 2000 and 1999............................    4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                           Nine Months Ended
                           June 30, 2000 and 1999.....................................    5

                  Notes to Interim Financial Statements...............................    6


         Item 2.  Management's Discussion and
                           Analysis or Plan of Operation..............................    7

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.................   12

         Item 6.  Exhibits and Reports on Form 8-K....................................   13

                                 MEGAWORLD, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       JUNE 30,        SEPT 30,
                                                                         2000           1999
                                                                     -----------      ---------
                                                                     (unaudited)

ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $       7       $      37
         Receivables trade                                                   62            --
         Receivables from related parties                                     2              15
         Other current assets                                              --                29
         Discontinued operations                                             58             592
                                                                      ---------       ---------

                     TOTAL CURRENT ASSETS                                   129             673

Property & equipment, net                                                 1,721             347
Asset held for sale                                                        --               622
Other assets, net                                                         1,878              27
                                                                      ---------       ---------

                     TOTAL ASSETS                                     $   3,728       $   1,669
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
         Accounts payable, trade                                      $   2,309       $   1,951
         Accrued liabilities                                              1,272             851
         Convertible Notes Payable                                          667             513
         Notes due to stockholders and affiliates                         2,220           1,449
         Note payable to bank                                               785             785
                                                                      ---------       ---------
                     TOTAL CURRENT LIABILITIES                            7,253           5,549

CONTINGENCIES (NOTE 2)                                                     --              --

STOCKHOLDERS' DEFICIT:
         Common stock, $.0001 par value; 100,000,000
          shares authorized;
          42,022,372 and 40,180,706 shares issued and
          outstanding in 2000 and 1999, respectively                          4               4
             Additional paid-in capital                                  11,221           7,999
             Accumulated deficit                                        (14,750)        (11,883)
                                                                      ---------       ---------

                     TOTAL STOCKHOLDERS' DEFICIT                         (3,525)         (3,880)
                                                                      ---------       ---------

                     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   3,728       $   1,669
                                                                      =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                              THREE MONTHS                  NINE MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                        -----------------------       -----------------------
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------

REVENUE:

            Product                                     $     67       $   --         $     67       $   --
            Other                                              4             25             10             25
                                                        --------       --------       --------       --------
                      Total revenue                           71             25             77             25

COSTS AND EXPENSES:

            Cost of products                                  29           --               29           --
            Impairment of asset held for sale                622           --              622           --
            Compensation expense                            --             --              500           --
            Selling and marketing expenses                    91            112            283            124
            General & administrative expenses                339            355            929            670
            Interest expense                                --              156              0            156
                                                        --------       --------       --------       --------
                      Total costs and expenses             1,081            623          2,363            950
                                                        --------       --------       --------       --------

LOSS
            Continuing operations                         (1,010)          (598)        (2,286)          (925)
            Discontinued operations                         (142)          (963)          (581)          (777)
                                                        --------       --------       --------       --------

Net loss to common stockholders                         $ (1,152)      $ (1,561)      $ (2,867)      $ (1,702)
                                                        ========       ========       ========       ========

LOSS PER SHARE:
            Loss from continuing operations
             per common share:
                      Basic and diluted                    (0.02)         (0.02)         (0.06)         (0.03)


            Loss from discontinued operations
             per common share:
                      Basic and diluted                     --            (0.03)         (0.01)         (0.03)


            NET LOSS:
                      Basic and diluted                    (0.03)         (0.05)         (0.07)         (0.06)


Weighted average shares - basic and diluted               40,708         33,781         40,371         29,744
                                                        --------       --------       --------       --------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        MEGAWORLD, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                                             NINE MONTHS
                                                                            ENDED JUNE 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $ (2,867)      $ (1,702)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:

   Amortization                                                              2           --
   Non-cash compensation                                                   517           --
   Impairment of asset held for sale                                       622           --

   Changes in current assets and liabilities
         Receivables and advances                                          (49)           (45)
         Other current assets                                               29            (47)
         Accounts payable                                                  358            (11)
         Other current liabilities                                         421            294
   Discontinued Operations                                                 534          1,864
   Other, net                                                             (233)          --
                                                                      --------       --------

                Net cash (used) provided by operating activities          (666)           353


CASH FLOWS FROM INVESTING ACTIVITIES -
       Purchase property and equipment                                    (744)          (347)


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                455              3
         Proceeds from notes payable-shareholder                           771           --
         Proceeds from notes payable                                       154           --
                                                                      --------       --------

             Net cash provided by financing activities                   1,380              3
                                                                      --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (30)             9

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                37              0
                                                                      --------       --------

         End of period                                                $      7       $      9
                                                                      ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                       $    182       $    211
         Contribution of net liabilities from a
           related entity                                                 --              219
         Note payable issued to stockholders in
           merger                                                         --            8,000
         Non cash transactions
           Purchase of equipment in exchange for
             common stock                                                  559           --
           Common stock issued for deposit on
             equipment purchase                                       $  1,691       $   --


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 310 of Regulation S-B for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal period ended September 30, 1999. The results of operations for the three months and nine months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending September 30, 2000.

         Amounts in the June 30, 1999 and September 30, 1999 condensed consolidated financial statements have been reclassified whenever necessary to conform with the current period's presentation.

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

         The current asset of the discontinued operations includes deposits and receivables totaling approximately $58,000.

         The Company incurred interest expense totaling $0, $194,711, $184,531, and $523,996 during the three months ended June 30, 2000 and 1999, and the nine months ended June 30, 2000 and 1999, respectively for the modular building operations. All of the interest expense was associated with the discontinued operations. None of the interest costs incurred have been capitalized.

Employment Agreement Termination

         In March 2000, the Company negotiated termination of an employment agreement. Under the terms, the Company would reduce the option price to the former employee to $.0001 from the original exercise price which approximated fair value of the stock at the grant date. This re-pricing of 400,000 options created $500,000 compensation expense to the Company as the options had previously vested.

New Accounting Policy

         Software Development Costs -- Costs incurred in the research, design and development of software are charged to expense until technological feasibility is established, after which remaining software production costs are capitalized and amortized, based upon the greater of the ratio of current gross revenues for such product to total anticipated revenues or the straight-line basis over five years. The Company has not reached technological feasibility on any of the products that are under development to date.

         The Company will periodically assess the net realizable value of its software products based upon future net revenues anticipated from its various software products.

Impairment of Asset Held for Sale

         During the quarter ended June 30, 2000, certain stockholders of the Company removed as a director of MegaWorld, a person who sold a company that held an interest in a castle in Italy to the Company under a plan to develop the property as a timeshare resort. Subsequent to this director's removal, the Company entered into litigation concerning the transactions with the former director. In June 2000, the Company impaired the Asset Held for Sale to reflect the valuation of the asset to zero and has continued to accrue the costs due to the ongoing litigation.

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

         The primary objective of MegaWorld is to provide telecom, Internet and data network communications services from the United States to international and domestic destinations. The business objectives of MegaWorld include providing Internet access to domestic Internet service providers ("ISPs"), long distance connections to international telephone carriers, and Voice over Internet Protocol ("VoIP") transportation of voice, data and multimedia services from the United States to select global destinations.

         The Company's communications services are based on various methods of transmitting data through telephone lines ("circuit-switched") and by dividing the information into small "packets" that are individually routed primarily through Internet connectors ("packet-switched"). The Company intends to integrate circuit-switched data transmissions with packet-switched technologies and currently markets these products and services to domestic and international wholesale communication providers, Internet service providers and telephone companies. To date, no significant revenues have been generated from its operations.

         The Company has designed a core network of operations to accommodate not only circuit-switched telecommunications but also "real-time" (i.e., the operation of virtually simultaneous input and response) Internet communications and other packet-switched communications. In designing its core network, the Company incorporated what it believes to be the most advanced data network technology available, including ATM core network packet switches that can support up to 2.5 gigabytes of data transfer per second, IP (Internet Protocol) Routers, fiber optic cables, and satellite communication networks. The Company currently purchases its network servers from Sun Microsystems, Inc., its system software from Oracle Corp. and its data network provider services from Level (3) Communications, Inc. ("Level (3)"). The Company maintains its network servers and much of its other network equipment under co-location agreements with Level
(3), which provides worldwide telecommunications access for the Company. In connection with these agreements, the Company maintains a direct fiber optic connection to Level (3), enabling the Company to provide the same type of service as Level (3) and making the Company a "Tier I" Internet access provider.

         The Company believes that most telecommunications providers and virtually all wireless communications providers operate under Signaling System number 7 software ("SS7"), which controls the dialing and routing of connections. The Company's network also uses servers with SS7 technology, which enables the Company to effectively communicate with both traditional cable and wireless network systems. This allows the Company's network to integrate with the communications networks of other telecommunications providers and to take advantage of the same network efficiencies as the large network providers, thus reducing access time and costs. Moreover, the Company is installing new software, which will enable it to offer Internet access which management believes to be more efficient and higher speed than is currently available in the marketplace. The Company plans to begin beta testing of this new software during August, 2000. The Company intends to complete the beta testing and launch the system to Internet service providers and other service providers, such as telephone companies, on or about September 1, 2000.

         Although the third quarter produced a loss, significant progress was made during the quarter in completing the infrastructure required for certain telecommunications products and services to be offered by the Company. Although revenues were not recognized from these projects in the third quarter, revenue streams from these projects are expected to begin in the Company's fourth fiscal quarter.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         Revenue totaling $71,000 was recognized for the three months ended June 30, 2000, compared to $25,000 for the three months ended June 30, 1999, an increase of $48,000 or 184%. June 30, 2000 revenues were mainly derived from the sale of equipment. The $25,000 revenue recognized in quarter ending June 30, 1999 was from miscellaneous non-recurring services.

         Costs relating to goods sold in the third quarter 2000, totaled $29,000, with no cost of goods recognized in third quarter 1999. June 30, 2000 cost of goods were 43% of product revenue.

         Selling and marketing expenses decreased $21,000 or 19% from $112,000 to $91,000 for the quarter ended June 30, 1999 compared to the quarter ended June 30, 2000. The quarter ended June 30, 1999 reflected $53,000 in consulting fees as compared to $28,000 for quarter ended June 30, 2000, a $25,000 or 47% decrease. This increase is a result of providing technical support in the Hackensack, New Jersey operations.

         General and administrative expenses recognized in the quarter ended June 30, 2000 were $961,000 as compared to $355,000 for quarter ended June 30, 1999. This represents an increase of $606,000 or 171%. $622,500 of the increase represents writing off certain real estate held for time share development as an impaired asset held for sale (see note 2 to the condensed consolidated financial statements). Salaries decreased from $156,000 to $119,000 for the periods ended June 30, 1999 and June 30, 2000 respectively, representing a $37,000 or 24% decrease. Rent decreased from $19,000 for the period ended June 30, 1999 to $15,000 for the period ended June 30, 2000. MegaWorld's headquarters relocated from New York to Houston, which reduced the Company's monthly lease expense. An increase in professional fees for quarter ended June 30, 2000 of $92,000 and $28,000 were attributed to higher legal fees and accounting fees respectively, compared to $10,000 and $0 respectively for the same period in 1999. These fees were incurred, in part, to meet the reporting requirements associated with being a public company.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         Revenue increased 208% or $52,000 from $25,000 for the nine months ended June 30, 1999 to $77,000 for the nine months ended June 30, 2000. The increase is due to the sale of equipment to a customer in connection with foreign long distance service contracts.

         Cost of sales recognized for the nine months ended June 30, 2000 was $29,000 as compared to no cost of sales recognized for the same period in the prior year.

         Sales and marketing expenses were $283,000 and $124,000 for the nine months ended June 30, 2000 and June 30, 1999 respectively. The increase of $159,000, or 128% is mainly due to establishing an office and hiring personnel to support sales, technical and marketing operations in Hackensack, New Jersey. Rent increased $33,000 for the nine months ended June 30, 2000 as compared to no rent expense for the nine months ended June 30, 1999. Salaries increased $75,000 or 167% due to hiring full time sales and marketing personnel, increasing from $45,000 to $120,000 for the nine months ended June 30, 1999 as compared to June 30, 2000. Full time technical consulting personnel for the Hackensack facility increased from $53,000 to $70,000 for the nine months ended June 30, 1999 and June 30, 2000 respectively, an increase of $17,000 or 32%.

         General and administrative expenses increased by $1,380,000, or 206%, for the nine months ended June 30, 2000 as compared to the same period in 1999. Expenses totaled $2,050,000 for period ended June 30, 2000 as compared to $670,000 for the same period in 1999. $622,500 of the increase relates to writing off an impaired asset that was held for sale (see note 2 to the condensed consolidated financial statements). An additional $500,000 increase relates to a non-cash compensation expense, relating to the Company's negotiated termination of an employment agreement (see note 2 to the condensed consolidated financial statements). Salary and benefit expense decreased overall by $29,000 from $364,000 for the nine months ended June 30, 1999 to $335,000 for the nine months ended June 30, 2000. The decreased expense was due to the resignation of certain officers during the nine months ended June 30, 1999. An increase in professional fees for the nine months ended June 30, 2000 of $203,000 and $86,000 were attributable to higher legal fees and accounting fees respectively, compared to $18,000 and $2,000 respectively for the same period in 1999. These fees were incurred, in part, to meet the reporting requirements associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 the Company had cash and cash equivalents of $7,000 representing a decrease of $2,000 since June 30, 1999. Net cash used by operating activities was $666,000 for the nine months ended June 30, 2000 as compared to $353,000 net cash provided by operating activities for the comparable period of 1999. Net cash used by investing activities for the nine months ended June 30, 2000 was $744,000 as compared to $347,000 used by investing activities for the nine months ended June 30, 1999. $1,380,000 net cash was provided by financing activities for nine months ended June 30, 2000 as compared to $3,000 for the same period in 1999. The $666,000 cash used by operating activities is primarily reflected by the operating loss of $2,867,000 for the nine months ended June 30, 2000.

         Limited access to working capital and long-term capital, to date, has effectively controlled the speed in which the Company has been able to implement its business plan. The business plan has been, and will continue to be, implemented as fast as funding is available, and on a business opportunity or project basis. The net effect has been reduced gross revenues, profits and returns to investors. The Company's principal cash requirements to date have been to fund working capital and to service its debts. Because revenue from operations has been inadequate to completely fund these requirements, the Company has supplemented its revenue from operations with proceeds from its private offerings of securities, loans from the Chairman and other shareholders, and extensions of credit from vendors in order to meet its working capital requirements.

         The Company's principal historic revenue generating activities have been associated with its construction and fabrication of modular structures, primarily for the energy, transportation and telecommunications industries, through its Total Building Systems, Inc. subsidiary ("TBS"). As a result of (i) a sustained downturn in the domestic energy services industry, (ii) TBS' inability to develop sufficient product lines that were not oil and gas dependent and (iii) management's belief that the MegaWorld's telecommunications business was likely to yield a higher return on investment than TBS, management discontinued all TBS operations in May 2000 and made plans to dispose of all TBS assets.

         The modular manufacturing facility of TBS was located in Northwest Houston and was subject to a mortgage which secured the principal amount of $3,765,000, and advances pursuant to a $1,000,000 revolving credit promissory note, each held by Compass Bank. In May 2000, the Company reached an agreement with Compass Bank whereby the Bank foreclosed on the mortgage and agreed to apply the proceeds of the sale of the facility to the mortgage and amounts outstanding pursuant to the revolving credit loan agreement between the Company and Compass Bank. In connection with this agreement, the Company granted to Compass Bank a security interest in all the personal property of TBS and agreed to sell all TBS personal property on or before July 31, 2000. Pursuant to the agreement, the Company owed a deficiency of $784,615 to Compass Bank. This amount is to be paid in monthly installments of interest with the balance due on November 10, 2000 and bears interest at a rate of 9.5% per annum. MegaWorld and TBS have agreed to guaranty repayment of the deficiency for the benefit of Compass Bank.

         On May 19, 2000, management entered into an agreement with Machinery Acquisition, Inc. ("MAI") whereby MAI purchased all of the tangible personal property of TBS for $265,000, except certain items considered to be a part of the real property located at TBS' Northwest Houston facility described above. On July 11, 2000, Plant Machinery, Inc. ("PMI"), an affiliate of MAI auctioned the assets of TBS. From the proceeds of the auction, MAI recovered a total of $391,527, which equals $76,784 in expenses and $314,742 paid to the Company.

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

FUTURE NEEDS

         The Company anticipates that it will spend $5 to $6 million per year over a two year period to develop the infrastructure required to implement its business plan and initiate the delivery of commercial services in each of the categories contained in its business plan. However, the international telecommunications industry is highly regulated. There can be no assurance that the Company's business plan can be implemented for the anticipated cost or within the anticipated period.

         The Company has taken several steps to address its capital needs and liquidity requirements. On June 9, 2000 MegaWorld entered into a contract with Cabletron Systems, Inc. ("Cabletron"), a leading supplier of telecommunications equipment, for the issuance of 1,666,666 shares of MegaWorld common stock in consideration for $250,000 in cash and telecommunications equipment valued at $2,250,000. In addition, Cabletron has agreed to purchase an additional 166,666 shares of common stock for $250,000 in cash when MegaWorld has collected an aggregate of $2 million in revenue from its service provider business and Cabletron has agreed to make another such purchase when MegaWorld has collected an aggregate of $4 million from its service provider business.

          Effective June 28, 2000 MegaWorld entered into an agreement with Mockingbird Networks ("Mockingbird"), a leading supplier of telecommunications equipment, for the issuance of 495,833 shares of MegaWorld common stock in consideration for telecommunications equipment valued at $743,750.

         The Company anticipates that it will address the remainder of its liquidity and capital requirements through a private placement of its common stock. There can be no assurance, however, that such private placement will be successful or that the Company will otherwise be successful in obtaining sufficient funds to meet its capital and liquidity needs.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 1, 2000, certain stockholders of the Company removed Michael Giamalvo as a director of the Company through action by written consent. Mr. Giamalvo was removed through action by written consent executed by holders of an aggregate of 25,290,780 shares of the Company's common stock, representing approximately 62.7% of the voting power of all outstanding securities of the Company.

         After removal of Mr. Giamalvo as a director of the Company, Charles D. McPhail, Chairman of the board of directors and Chief Executive Officer of the Company, was the sole remaining director of the Company. On May 11, 2000, at a meeting of the sole director of the Company, George S. Dinsdale, President and Chief Operating Officer of the Company's Communications Division, and John L. Waddell, Jr., were elected to serve as directors of the Company.

         Following the removal of Mr. Giamalvo as a director of the Company, the Company began negotiations to rescind the still uncompleted transaction in which the Company had entered into an agreement to acquire all outstanding shares of Castello Ratti Enterprises Srl (the "Castle Acquisition Agreement"), a company whose principal asset is its 40-year leasehold interest in a 1,000-year-old Italian castle. The Company also (i) sought to recover common stock issued to Mr. Giamalvo to extend the Company's deferred payment obligations under the Castle Acquisition Agreement and (ii) attempted to settle a dispute with Mr. Giamalvo concerning cash amounts due under his employment agreement with respect to base salary and his reimbursement for payment of business-related expenses. The Company and Mr. Giamalvo have each filed demands for arbitration and the Company has also filed a lawsuit to resolve these issues. See "Legal Proceedings" in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (Commission File No. 000-2795).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Letter Agreement, dated May 19, 2000, between the Company and Machinery Acquisitions International, Inc. and Plant & Machinery, Inc. Incorporated by reference Exhibit 10.1 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended March 31, 2000. Commission File No. 000-29795.

                  10.2 Settlement and Deficiency Agreement, dated as of March 28, 2000, between Total Building Systems, Inc., JoyVer Investments, LLC and Charles D. McPhail and Compass Bank. Incorporated by reference Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended March 31, 2000. Commission File No. 000-29795.

                  10.3 Guaranty of TBS and the Company with respect to the Deficiency for the benefit of Compass Bank. Incorporated by reference Exhibit 10.3 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended March 31, 2000. Commission File No. 000-29795.

                  10.4 Common Stock Purchase Agreement dated June 28, 2000, by and among MegaWorld, Inc. and Mockingbird Networks, [Inc.].

                  27       Financial Data Schedule

         (b)      Reports of Form 8-K:

                  None

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MEGAWORLD, INC.


Date: August 14, 2000               /s/ CHARLES D. McPHAIL
                                    -------------------------------------------
                                    Charles D. McPhail,
                                    President and Treasurer

                                  EXHIBIT INDEX

                                   DESCRIPTION

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------

10.4     Common Stock Purchase Agreement dated June 28, 2000, by and among MegaWorld, Inc. and Mockingbird
         Networks, [Inc.].

27       Financial Data Schedule